Form 10-K/A
period 2006-06-15
Hartford Life Global Funding Trust 2006-061
filed 2007-05-08
CIK 1363940

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-K/A

                                  AMENDMENT TO

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 or the Exchange Act.

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

                      DOCUMENTS INCORPORATED BY REFERENCE
None.

                                   PART II

ITEM 9B.    OTHER INFORMATION

                                  AMENDMENT

This amendment is made solely to clarify that Kenneth A. McCullum signed the Form 10-K that this submission amends as the senior officer in charge of securitization at the depositor, Hartford Life Insurance Company. The attached revised Section 302 Certification has also been so clarified. The only change to the Section 302 Certification is the signature block.

                                   PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit 31.1 Section 302 Certification (Revised)

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

                             Hartford Life Global Funding Trust 2006-061
                             (by Hartford Life Insurance Company as depositor)


Date:   May 8, 2007          By:      /S/ KENNETH A. MCCULLUM
                                      -----------------------
                             Name:    Kenneth A. McCullum
                             Title:   Senior officer in charge of
                                      securitization


------------------------------------------------------------------------------

                                  EXHIBIT INDEX


Exhibit        Description
-------------------------------------------------------------------------------
Exhibit 31.1   Section 302 Certification (Revised)